Form 10-Q
period 1996-03-31
HOUSTON BIOTECHNOLOGY INC
filed 1996-05-15
CIK 812594

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


                           COMMISSION FILE NO. 1-12210


                       HOUSTON BIOTECHNOLOGY INCORPORATED
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                             76-0102032
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

        3608 RESEARCH FOREST DRIVE
        THE WOODLANDS, TEXAS 77381                                  77381
 (Address of principal executive offices)                         (Zip Code)


        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (713) 363-0999


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X] No [ ]

   The number of shares outstanding of the Registrant's Common Stock as of March 31, 1996, was 5,638,707 shares.


                       HOUSTON BIOTECHNOLOGY INCORPORATED

                                      INDEX

PART I   FINANCIAL INFORMATION


         ITEM 1   -   Financial Statements ................................... 3

         ITEM 2   -   Management's Discussion and Analysis of
                          Financial Condition and Results of Operations ...... 9


PART II  OTHER INFORMATION


         ITEM 6   -   Exhibits and Reports on Form 8-K ...................... 11



SIGNATURE ................................................................... 12

                         PART I - FINANCIAL INFORMATION


ITEM 1 -     FINANCIAL STATEMENTS

         The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual report on Form 10-K of the Company for its fiscal year ended December 31, 1995.
         The information presented in the accompanying financial statements is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly such information.

                       HOUSTON BIOTECHNOLOGY INCORPORATED
                                 BALANCE SHEETS

                                                                              (Unaudited)
                                                                               March 31,      December 31,
                                                                                  1996            1995
                                                                              ------------    ------------
                                                    ASSETS
                                                    ------
CURRENT ASSETS:
       Cash and cash equivalents ..........................................   $    604,023    $    572,058
       Prepaid and other assets ...........................................         76,001          67,492
                                                                              ------------    ------------
           Total current assets ...........................................        680,024         639,550

FIXED ASSETS, net of accumulated depreciation of
       $2,212,119 and $2,165,254, respectively ............................        410,659         457,523

OTHER ASSETS, net of accumulated amortization of
       $62,609 and  $62,146, respectively .................................         13,025          13,489
                                                                              ------------    ------------

           Total assets ...................................................   $  1,103,708    $  1,110,562
                                                                              ============    ============


                                   LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
       Accounts payable and accrued liabilities ...........................   $    702,519    $    843,717
       Deferred license and development revenue ...........................   $    375,000            --
       Current portion of long-term debt
           and capital lease obligations ..................................        249,749         255,538
                                                                              ------------    ------------
           Total current liabilities ......................................      1,327,268       1,099,255

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS ..............................        123,036         140,423

STOCKHOLDERS' INVESTMENT (DEFICIT):
       Common stock, $0.01 par, 40,000,000 shares authorized,
           5,638,707 shares issued and outstanding ........................         56,387          56,387
       Warrants to purchase 4,521,558 shares of common stock ..............      3,795,725       3,795,725
       Additional paid-in capital .........................................     21,847,646      21,847,646
       Accumulated deficit ................................................    (26,046,354)    (25,828,874)
                                                                              ------------    ------------
           Total stockholders' investment (deficit) .......................       (346,596)       (129,116)
                                                                              ------------    ------------
           Total liabilities and stockholders' investment .................   $  1,103,708    $  1,110,562
                                                                              ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       HOUSTON BIOTECHNOLOGY INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                       1996             1995
                                                   -----------      -----------
REVENUES:
       License and development revenue .......     $   300,000      $      --
       Grant and other revenue ...............          27,096           11,339
       Investment income .....................           6,308           26,443
                                                   -----------      -----------
               Total revenues ................         333,404           37,782


EXPENSES:
       Research and development ..............         376,845          632,393
       General, administrative, and other ....         174,039          251,083
                                                   -----------      -----------
              Total costs and expenses .......         550,884          883,476
                                                   -----------      -----------

Net loss .....................................     $  (217,480)     $  (845,694)
                                                   ===========      ===========

Net loss per common share ....................     $     (0.04)     $     (0.15)
                                                   ===========      ===========

Weighted average shares used in
       computing net loss per share ..........       5,638,707        5,638,707
                                                   ===========      ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       HOUSTON BIOTECHNOLOGY INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three months ended March 31,
                                                                   --------------------------
                                                                      1996            1995
                                                                   -----------    -----------
Cash flows provided (used) by operating activities:
       Net loss ................................................   $  (217,480)   $  (845,694)
       Adjustments to reconcile net loss to net cash
              provided (used) by operating activities:
              Depreciation and amortization ....................        47,328         63,569
              Writedown of capitalized construction costs ......          --           17,433

       (Increase) decrease in operating assets:
              Other current assets .............................        (8,509)        10,171
              Other assets .....................................          --            1,202
       Increase (decrease) in operating liabilities:
              Accounts payable and accrued liabilities .........      (141,198)        81,519
              Deferred license and development revenue .........       375,000           --
                                                                   -----------    -----------
                    Cash provided (used) by operating activities        55,141       (671,800)


Cash flows provided (used) by investing activities:
       Purchases of fixed assets ...............................          --           (3,500)

Cash flows provided (used) by financing activities:
       Payments on debt and capital lease obligations ..........       (23,176)       (18,061)

                                                                   -----------    -----------
Increase (decrease) in cash and cash equivalents ...............        31,965       (693,361)
Cash and cash equivalents at beginning of period ...............       572,058      2,238,272
                                                                   -----------    -----------
Cash and cash equivalents at end of period .....................   $   604,023    $ 1,544,911
                                                                   ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                       HOUSTON BIOTECHNOLOGY INCORPORATED
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

(1)      ORGANIZATION

         The accompanying financial statements and related notes should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1995 of Houston Biotechnology Incorporated ("HBI" or the "Company"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management of the Company, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly such information. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

         Houston Biotechnology Incorporated, a Delaware corporation, was founded in February 1984 and commenced substantial operations in May 1986. HBI is a biotechnology company engaged in the development of biopharmaceutical products to treat or prevent certain common ophthalmic diseases and disorders. The principal objective of the Company is to develop products to treat conditions for which no effective pharmaceutical treatment is currently available or for which such products may provide advantages over existing treatments. The Company's most advanced product is an immunotoxin for the prevention of secondary cataract (the "4197X-RA Immunotoxin"), the most common complication following primary cataract surgery.

(2) FINANCIAL CONDITION

         The Company is engaged in research and development activities in biotechnology, which involve a high degree of uncertainty and risk. Risks include, but are not limited to, the following: the need for additional funding, the early stage of development of the Company's products, the possibility of competition and technological changes, uncertainties in the regulatory process, uncertainties regarding product pricing and reimbursement, reliance on corporate partners for funding, dependence on licenses, patents and know-how, possible product liability and reliance on key personnel. The Company has not generated any revenues from product sales and there is no assurance of any such revenues in the future. HBI has experienced significant negative cash flow and must either access additional sources of financing or consider some form of corporate reorganization.

         Periodic payments by Santen Pharmaceutical Co., Ltd. ("Santen") (see
Note 4) are currently funding HBI's activities, but such payments will fall short of funding requirements for the second half of 1996. Accordingly, the Company is seeking to secure additional funding by the third quarter 1996, and is considering all of its financing alternatives, including: (i) a license, sale or other disposition of the 4197X-RA Immunotoxin, or certain rights relating thereto; (ii) a sale of stock or other securities in a public or private offering; (iii) a sale or other reorganization of the Company; or (iv) the combination of the Company with another entity.

         The Company has incurred accumulated losses of $26,046,354, expects to incur losses for the next several years, and there can be no assurance that it will be successful in raising additional capital or in implementing one of its financing alternatives. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements have been prepared assuming the Company will continue as a going concern, and do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         The Company's Common Stock and Warrants are listed on the American Stock Exchange ("AMEX"). At this time, the Company fails to meet certain of the financial guidelines for continued listing. Accordingly, there can be no assurance that the Company will be able to maintain the listing of its securities on the AMEX. Delisting of the Common Stock and Warrants could have an adverse effect on their liquidity and could increase the difficulty encountered by the Company in obtaining future financing.

(3) RESEARCH AND LICENSE AGREEMENTS

         Effective December 29, 1995, HBI and Santen entered into a Codevelopment and License Agreement (the "Santen License") covering the marketing in Japan of the 4197X-RA Immunotoxin. To maintain exclusive marketing rights, Santen is required to provide $7,750,000 over six years to support HBI's development of the Immunotoxin. HBI received $250,000 in November 1995 from Santen under an Option Agreement related to the Santen License, and the payment schedule for the $7,750,000 is as follows: $750,000 in five installments through April 1996; $250,000 quarterly for 1996 through 2001, and $1 million within 60 days of delivery of an interim report on the Refined Product Safety Study or within 30 days of enrollment of the first patient in U.S. Phase III trials. At Santen's option, Santen may elect not to make any payment, but in such event, the license may be made non-exclusive or terminated by HBI. Santen is obligated to seek regulatory approval for the product in Japan and is responsible for the development cost associated with these efforts. Upon the commencement of commercial sales by Santen in Japan, Santen will pay HBI earned royalties based on net sales. Commencing six months after approval of the Immunotoxin by Japanese regulatory authorities, Santen is required to pay minimum royalties. HBI retains all marketing rights and Santen is required to purchase the Immunotoxin from HBI. Amounts paid by Santen to HBI, except those amounts related to the purchase of the Immunotoxin, are subject to a 10% withholding tax imposed by the Japanese government. HBI receives U.S. income tax credits equal to the amounts withheld, but HBI is not currently able to utilize such credits.

                       HOUSTON BIOTECHNOLOGY INCORPORATED

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         HBI commenced substantial operations in 1986 and, since inception, has been primarily engaged in research and product development of its lead product, the 4197X-RA Immunotoxin, an immunotoxin being developed for the prevention of secondary cataract. In addition, the Company is researching drug-conjugate products to enhance the success of glaucoma filtering surgery.

PRODUCT DEVELOPMENT

         Development of biopharmaceutical products involves a high degree of risk and uncertainty and requires a large investment of cash and technical resources before commercialization. The Company's realization of its investment in its research and development efforts will not occur unless and until regulatory approval to market is obtained and profits are generated at a future date. The FDA requires compliance with strict regulatory procedures before it will grant approval for a pharmaceutical product to be marketed in the United States. These regulatory procedures require, among other things: (i) preclinical development and filing an IND with the FDA, (ii) Phase I human clinical trials to test safety, which normally take from one to three years, (iii) Phase II and III human clinical trials to confirm the results of Phase I safety studies, prove efficacy and observe any low-incidence adverse effects, which normally take from two to three years each, and (iv) filing a PLA with the FDA containing the results of the human clinical trials for review and approval by the FDA, a process which normally takes approximately two to three years. The time required to comply with the regulatory procedures normally is longer for treatments addressing slowly developing diseases, such as secondary cataract. There is no assurance that FDA approval of the 4197X-RA Immunotoxin or any product candidate can be obtained within these time frames, if at all.

         With respect to the 4197X-RA Immunotoxin, the Company filed the IND in August 1990, filed a Phase I report with the FDA in January 1992 and commenced a Phase I/II human clinical study in March 1993. Patient enrollment in this study was completed in July 1994. Interim analyses of the data from the Phase I/II clinical trial have revealed statistically significant differences in rates of lens capsule opacification between the 50-unit dose and placebo at six, twelve and eighteen months post cataract surgery. Patient enrollment in a Phase II human clinical study of patients requiring cataract surgery in both eyes was completed in January 1996.

         The Company currently estimates that it will cost approximately an additional $25 million to complete the product development, manufacturing requirements and clinical trials necessary to allow commercial sale of the 4197X-RA Immunotoxin, based on current estimates of the size of the Phase III clinical trials. Additional capital will be required to market the 4197X-RA Immunotoxin once the product is approved for sale in the United States. In addition, other funds will be required to defray general and administrative expenses and to support the Company's other projects. Since research and development projects such as the 4197X-RA Immunotoxin involve a number of uncertainties, there can be no assurance that the project costs will not exceed the current estimates. In any event, additional funds will be necessary to successfully complete development and commercialization of the 4197X-RA Immunotoxin as well as any other products.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $604,023 as of March 31, 1996, an increase of $31,965 over $572,058 as of December 31, 1995. The principal factors affecting the change in cash for the three months ended March 31, 1996 were the operating expenses of $550,883, the reduction in accounts payable and accrued liabilities of $141,198 and the net payments by Santen of $675,000. All of the

Company's cash equivalents and short-term investments are invested in United States government securities, high-grade corporate investments, commercial paper and bankers acceptances.

         Periodic payments by Santen are currently funding HBI's activities, including payments to vendors which agreed to delayed payment terms in 1995. However, scheduled payments by Santen for the second half of 1996 ($250,000 per quarter less a 10% withholding tax imposed by the Japanese government) will fall short of HBI's funding requirements. Accordingly, the Company is seeking to secure additional funding by the third quarter 1996, and is considering all of its financing alternatives, including: (i) a sale, license or other disposition of the 4197X-RA Immunotoxin, or certain rights relating thereto; (ii) a sale of stock or other securities in a public or private offering; (iii) a sale or other reorganization of the Company; or (iv) the combination of the Company with another entity.

         The Company has incurred accumulated losses of $26,043,354, expects to incur losses for the next several years, and there can be no assurance that HBI will be successful in raising additional capital or in implementing one of its financing alternatives. These factors raise substantial doubt about the Company's ability to continue as going concern. As a result of the foregoing, the Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements at December 31, 1995, that describes the uncertainty regarding the Company's ability to continue as a going concern.

         The Company's Common Stock and Warrants are listed on the American Stock Exchange ("AMEX"). At this time, the Company fails to meet certain of the financial guidelines for continued listing. Accordingly, there can be no assurance that the Company will be able to maintain the listing of its securities on the AMEX. Delisting of the Common Stock and Warrants could have an adverse effect on their liquidity and could increase the difficulty encountered by the Company in obtaining future financing.

RESULTS OF OPERATIONS

         HBI had a net loss of $217,480 for the three months ended March 31, 1996 compared to a net loss of $845,694 for the same period in 1995. Revenues from operations for the three months ended March 31, 1996 were $333,404 compared to $37,782 generated in the same period in 1995. Santen made net payments of $675,000 during the three months ended March 31, 1996, of which $300,000 was recognized as revenue in the first quarter and $375,000 was deferred. Expenses from operations for the three months ended March 31, 1996 were $550,884 as compared to $883,476 incurred in the same period in 1995, a decrease of 38%. In general, the decrease in expenses was due to ongoing cost containment efforts. More specifically, the decrease in research and development expenses was due primarily to reduced employment and reduced utilization of consultants and contractors in connection with clinical studies. The decrease in general and administrative expenses was due primarily to reduced utilization of legal and professional services.

ITEM 3 -     NOT APPLICABLE.

ITEM 4 -     NOT APPLICABLE.

ITEM 5 -     NOT APPLICABLE.

                           PART II - OTHER INFORMATION


ITEM 6 -     EXHIBITS AND REPORTS ON FORM 8-K
             (a) No exhibits are filed with this report.
             (b) No reports on Form 8-K were filed during the three months ended March 31, 1996.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacity and on the date indicated.


                                     HOUSTON BIOTECHNOLOGY INCORPORATED
Dated:  May  14  , 1996      By: /s/ J. RUSSELL DENSON
                                     -----------------
                                     J. Russell Denson
                                     President and Chief Executive Officer
                                     (Principal executive and financial officer)