Form 10-K/A
period 1995-12-31
HOUSTON BIOTECHNOLOGY INC
filed 1996-07-18
CIK 812594

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                Commission File No.
    December 31, 1995                                         1-12210

                       HOUSTON BIOTECHNOLOGY INCORPORATED
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                    76-0102032
   (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                   Identification No.)

        3608 RESEARCH FOREST DRIVE
        THE WOODLANDS, TEXAS 77381                          77381
 (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number including area code: (713) 363-0999

     Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS NAME OF EACH EXCHANGE ON WHICH REGISTERED COMMON STOCK, $.01 PAR VALUE AMERICAN STOCK EXCHANGE WARRANTS TO PURCHASE COMMON STOCK AMERICAN STOCK EXCHANGE

     Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding of the Registrant's Common Stock as of March 27, 1996, was 5,638,707 shares. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of these shares on the American Stock Exchange as of March 27, 1996 was $5,268,350.

                      Documents incorporated by reference:

               DOCUMENT                                  FORM 10-K PART
Portions of the Registrant's definitive
         proxy statement filed
            April 29, 1996
     are incorporated by reference                             III

================================================================================

                             ***EXPLANATORY NOTE***

            THIS FORM 10-K/A IS FILED SOLELY TO REFILE EXHIBIT 10.47

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

              (A) 3.  EXHIBITS.

      EXHIBIT
      NUMBER                     DESCRIPTION
      -------                    -----------
        3.1   Restated Certificate of Incorporation, as amended.(4)

        3.2   Bylaws, as amended.(1)

        4.1 Form of Warrant Agreement between the Company and Mellon Securities Trust Company as Warrant Agent, including the form of Warrant.(3)

        4.2 Portions of Restated Certificate of Incorporation defining rights of security holders (incorporated by reference to Exhibit 3.1).

       10.1 Research and Development Agreement between Santen Pharmaceutical Co., Ltd. and the Company dated November 6, 1986.(1)

       10.2 Exclusive License Agreement by and between Baylor College of Medicine and the Company dated June 19, 1984; Amendment No. 1 to Exclusive License Agreement dated October 10, 1986; Letter Amendment dated February 13, 1989 and February 17, 1989; Amendment to Schedule V. (A) to Exclusive License Agreement dated December 14, 1992.(2)

       10.3 License Agreement by and between the Company and Sanofi S.A. dated August 19, 1988.(1)

       10.4 Lease Agreement between the Company and The Woodlands Corporation dated February 5, 1987; Rider No. 1 to Lease Agreement dated February 5, 1987; Rider No. 2 to Lease Agreement dated February 5, 1987; Addendum to Lease Agreement dated March 1, 1987; Modification and Ratification of Lease dated July 1, 1990; Correction, Modification, Extension and Ratification of Lease dated March 1, 1992.(1)

       10.5 Lease Agreement between the Company and The Woodlands Corporation dated December 30, 1986; Addendum to Lease Agreement dated December 30, 1986; Amendment to Lease Agreement dated as of December 30, 1986; Modification, Extension and Ratification of Lease dated October 1, 1991.(1)

       10.6   1992 Unsubordinated Stock Option Plan.(1)(8)

       10.7   1992 Subordinated Stock Option Plan, as amended.(2)(8)

       10.8 Consulting Agreement between the Company and John L. Crary dated April 30, 1992.(1)(8)

       10.9 Confidentiality, Inventions and Discoveries and Non-Competition Agreement between the Company and J. Russell Denson dated February 24, 1992.(1)

       10.10 Letter Agreement regarding Terms of Employment of J. Russell Denson dated February 21, 1992.(1)(8)

       10.11 Severance Agreement between the Company and Donald S. Clark dated April 30, 1992.(1)(8)

       10.12 Confidentiality, Inventions and Discoveries and Non-Competition Agreement between the Company and Donald S. Clark dated October 3, 1989.(1)

       10.13 Letter Agreement regarding Terms of Employment of Donald S. Clark dated August 31, 1989.(1)(8)

       10.14 Severance Agreement between the Company and John N. Bingham dated April 30, 1992.(1)(8)

       10.15 Confidentiality, Inventions and Discoveries and Non-Competition Agreement between the Company and John N. Bingham dated September 8, 1986.(1)

       10.16 Stock Transfer Restriction and Buyback Agreement dated September 8, 1986 by and between the Company and John N. Bingham.(1)

       10.17 Confidentiality, Inventions and Discoveries and Non-Competition Agreement between the Company and Alexandra J. Baran dated September 1, 1986.(1)

       10.18 Form of Confidentiality, Inventions and Discoveries and Non-Competition Agreement between the Company and other employees and consultants.(1)

       10.19 Sub-license and License Agreement dated July 14, 1989 by and between the Company and Genetic Engineered Systems, Inc.(1)

       10.20 Restated and Amended Agreement of Limited Partnership of Houston Biotech Partners, L.P. dated April 30, 1992.(1)

       10.21 Agreement of Limited Partnership of VRP Management Associates, L.P. dated December 31, 1991.(1)

       10.22  Houston Biotechnology Incorporated 1986 Stock Option Plan.(1)(8)

       10.23 Houston Biotechnology Incorporated 1986 Consultants and Advisors Stock Option Plan.(1)(8)

       10.24  1988 Non-Qualified Stock Option Plan and Agreement.(1)(8)

       10.25 Consulting Agreement dated August 1, 1991 by and between the Company and Jared M. Emery, M.D.; Amendment to Consulting Agreement dated August 1, 1992.(1)(8)

       10.26 Consulting Agreement dated August 1, 1992 by and between the Company and Dominic Man-Kit Lam, Ph.D.(1)(8)

       10.27 Letter Agreement dated October 21, 1986 by and between the Company and Torsten N. Wiesel, M.D.(1)

       10.28 Scientific Advisor Agreement dated December 9, 1992 by and between the Company and Jere E. Goyan, Ph.D.(2)

       10.29 Scientific and Clinical Advisor Agreement dated May 20, 1988 by and between the Company and Herbert E. Kaufman, M.D.(1)

       10.30 Scientific Advisor Agreement dated October 1, 1992 by and between the Company and Vernon Knight, M.D.(1)

       10.31 Letter Agreement dated October 21, 1986 by and between the Company and Alice McPherson, M.D.(1)

       10.32 Agreement dated June 19, 1984 by and among Baylor College of Medicine, Dominic Man-Kit Lam and Jared M. Emery.(1)

       10.33  Form of Indemnity Agreements with Directors and Officers.(1)

       10.34 Development Agreement dated October 13, 1987 by and between the Company and Houston Biotech Partners, L.P.; First Amendment to Development Agreement dated October 13, 1987.(1)

       10.35 Consulting Agreement dated May 1, 1992 by and between the Company and Zsolt P. Harsanyi, Ph.D.(2)(8)

       10.36 Amended and Restated Agreement of Recapitalization and Asset Exchange dated as of April 30, 1992 by and among the Company, Houston Biotech Partners, L.P., VRP Management Associates, L.P., certain holders of Warrants of the Company, and the holders of the Company's Preferred Stock.(1)

       10.37 Lease Agreement between the Company and The Woodlands Corporation dated July 20, 1993.(6)

       10.38  Houston Biotechnology Incorporated 1993 Stock Option Plan.(6)(8)

       10.39 Collaborative Research Agreement effective April 30, 1993, by and between Genentech, Inc. and the Company.(5)

       10.40 Consulting Agreement dated July 1, 1993 by and between the Company and A. Douglas Peabody.(8)

       10.41  Houston Biotechnology Incorporated 1994 Stock Option Plan.(8)

       10.42 Houston Biotechnology Incorporated 1994 Replacement Stock Option Plan.(7) (8)

       10.43  Houston Biotechnology Incorporated 1994A Stock Option Plan.(7) (8)

       10.44  Sublease Agreement with GenoMetrix. (9)

       10.45  Research Agreement with Alcon Laboratories, Inc. (9)

       10.46 Fourth Modification and Ratification of Lease between the Company and Technology Buildings - 94 Limited, Lessor, (successor to The Woodlands Corporation) dated June 1, 1995, Promissory Note in favor of The Woodlands Corporation dated June 1, 1995, and Modification of Note and Lien dated May 31, 1995.(10)

      +10.47 Codevelopment and License Agreement between the Company and Santen Pharmaceutical Co., Ltd. dated December 29, 1995.

      *10.48 Severance Agreement between the Company and J. Russell Denson dated January 29, 1996. (8)

      *11     Calculation of Net Loss Per Share.

      *23     Consent of Arthur Andersen LLP.

      *24 Powers of Attorney from certain directors of Houston Biotechnology Incorporated whose signatures are to be affixed to this Form 10-K for the year ended December 31, 1995.
- -----------------
       + Filed herewith. Confidential treatment has been requested with respect to portions of this Exhibit.

       *      Filed with the Form 10-K.

       (1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-56236), filed December 23, 1992.

       (2) Incorporated herein by reference to the Company's Registration Statement on Form S-1, Amendment No. 1 (Reg. No. 33-56236), filed February 26, 1993.

       (3) Incorporated herein by reference to the Company's Registration Statement on Form S-1, Amendment No. 1 (Reg. No. 33-56236), filed March 10, 1993.

       (4) Incorporated herein by reference to the Company's Registration Statement on Form S-1, Post Effective Amendment No. 2 (Reg. No. 33-56236), filed November 29, 1993.

       (5) Incorporated herein by reference to the Company's Registration Statement on Form S-1, Post Effective Amendment No. 1 (Reg. No. 33-56236), filed November 8, 1993.

       (6) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

       (7) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

       (8)    Management contract or compensatory plan or arrangement.

       (9) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

       (10) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.


             (B)  REPORTS ON FORM 8-K

              No reports on Form 8-K were filed by the Company during the three months ended December 31, 1995.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HOUSTON BIOTECHNOLOGY INCORPORATED

Dated:  July 16, 1996                  By: /s/ J. RUSSELL DENSON
                                           J. Russell Denson,
                                           President and Chief Executive Officer

                                  EXHIBIT INDEX

      EXHIBIT
      NUMBER                     DESCRIPTION
      -------                    -----------

        3.1   Restated Certificate of Incorporation, as amended.(4)

        3.2   Bylaws, as amended.(1)

        4.1 Form of Warrant Agreement between the Company and Mellon Securities Trust Company as Warrant Agent, including the form of Warrant.(3)

        4.2 Portions of Restated Certificate of Incorporation defining rights of security holders (incorporated by reference to Exhibit 3.1).

       10.1 Research and Development Agreement between Santen Pharmaceutical Co., Ltd. and the Company dated November 6, 1986.(1)

       10.2 Exclusive License Agreement by and between Baylor College of Medicine and the Company dated June 19, 1984; Amendment No. 1 to Exclusive License Agreement dated October 10, 1986; Letter Amendment dated February 13, 1989 and February 17, 1989; Amendment to Schedule V. (A) to Exclusive License Agreement dated December 14, 1992.(2)

       10.3 License Agreement by and between the Company and Sanofi S.A. dated August 19, 1988.(1)

       10.4 Lease Agreement between the Company and The Woodlands Corporation dated February 5, 1987; Rider No. 1 to Lease Agreement dated February 5, 1987; Rider No. 2 to Lease Agreement dated February 5, 1987; Addendum to Lease Agreement dated March 1, 1987; Modification and Ratification of Lease dated July 1, 1990; Correction, Modification, Extension and Ratification of Lease dated March 1, 1992.(1)

       10.5 Lease Agreement between the Company and The Woodlands Corporation dated December 30, 1986; Addendum to Lease Agreement dated December 30, 1986; Amendment to Lease Agreement dated as of December 30, 1986; Modification, Extension and Ratification of Lease dated October 1, 1991.(1)

       10.6   1992 Unsubordinated Stock Option Plan.(1)(8)

       10.7   1992 Subordinated Stock Option Plan, as amended.(2)(8)

       10.8 Consulting Agreement between the Company and John L. Crary dated April 30, 1992.(1)(8)

       10.9 Confidentiality, Inventions and Discoveries and Non-Competition Agreement between the Company and J. Russell Denson dated February 24, 1992.(1)

       10.10 Letter Agreement regarding Terms of Employment of J. Russell Denson dated February 21, 1992.(1)(8)

       10.11 Severance Agreement between the Company and Donald S. Clark dated April 30, 1992.(1)(8)

       10.12 Confidentiality, Inventions and Discoveries and Non-Competition Agreement between the Company and Donald S. Clark dated October 3, 1989.(1)

       10.13 Letter Agreement regarding Terms of Employment of Donald S. Clark dated August 31, 1989.(1)(8)

       10.14 Severance Agreement between the Company and John N. Bingham dated April 30, 1992.(1)(8)

       10.15 Confidentiality, Inventions and Discoveries and Non-Competition Agreement between the Company and John N. Bingham dated September 8, 1986.(1)

       10.16 Stock Transfer Restriction and Buyback Agreement dated September 8, 1986 by and between the Company and John N. Bingham.(1)

       10.17 Confidentiality, Inventions and Discoveries and Non-Competition Agreement between the Company and Alexandra J. Baran dated September 1, 1986.(1)

       10.18 Form of Confidentiality, Inventions and Discoveries and Non-Competition Agreement between the Company and other employees and consultants.(1)

       10.19 Sub-license and License Agreement dated July 14, 1989 by and between the Company and Genetic Engineered Systems, Inc.(1)

       10.20 Restated and Amended Agreement of Limited Partnership of Houston Biotech Partners, L.P. dated April 30, 1992.(1)

       10.21 Agreement of Limited Partnership of VRP Management Associates, L.P. dated December 31, 1991.(1)

       10.22  Houston Biotechnology Incorporated 1986 Stock Option Plan.(1)(8)

       10.23 Houston Biotechnology Incorporated 1986 Consultants and Advisors Stock Option Plan.(1)(8)

       10.24  1988 Non-Qualified Stock Option Plan and Agreement.(1)(8)

       10.25 Consulting Agreement dated August 1, 1991 by and between the Company and Jared M. Emery, M.D.; Amendment to Consulting Agreement dated August 1, 1992.(1)(8)

       10.26 Consulting Agreement dated August 1, 1992 by and between the Company and Dominic Man-Kit Lam, Ph.D.(1)(8)

       10.27 Letter Agreement dated October 21, 1986 by and between the Company and Torsten N. Wiesel, M.D.(1)

       10.28 Scientific Advisor Agreement dated December 9, 1992 by and between the Company and Jere E. Goyan, Ph.D.(2)

       10.29 Scientific and Clinical Advisor Agreement dated May 20, 1988 by and between the Company and Herbert E. Kaufman, M.D.(1)

       10.30 Scientific Advisor Agreement dated October 1, 1992 by and between the Company and Vernon Knight, M.D.(1)

       10.31 Letter Agreement dated October 21, 1986 by and between the Company and Alice McPherson, M.D.(1)

       10.32 Agreement dated June 19, 1984 by and among Baylor College of Medicine, Dominic Man-Kit Lam and Jared M. Emery.(1)

       10.33  Form of Indemnity Agreements with Directors and Officers.(1)

       10.34 Development Agreement dated October 13, 1987 by and between the Company and Houston Biotech Partners, L.P.; First Amendment to Development Agreement dated October 13, 1987.(1)

       10.35 Consulting Agreement dated May 1, 1992 by and between the Company and Zsolt P. Harsanyi, Ph.D.(2)(8)

       10.36 Amended and Restated Agreement of Recapitalization and Asset Exchange dated as of April 30, 1992 by and among the Company, Houston Biotech Partners, L.P., VRP Management Associates, L.P., certain holders of Warrants of the Company, and the holders of the Company's Preferred Stock.(1)

       10.37 Lease Agreement between the Company and The Woodlands Corporation dated July 20, 1993.(6)

       10.38  Houston Biotechnology Incorporated 1993 Stock Option Plan.(6)(8)

       10.39 Collaborative Research Agreement effective April 30, 1993, by and between Genentech, Inc. and the Company.(5)

       10.40 Consulting Agreement dated July 1, 1993 by and between the Company and A. Douglas Peabody.(8)

       10.41  Houston Biotechnology Incorporated 1994 Stock Option Plan.(8)

       10.42 Houston Biotechnology Incorporated 1994 Replacement Stock Option Plan.(7) (8)

       10.43  Houston Biotechnology Incorporated 1994A Stock Option Plan.(7) (8)

       10.44  Sublease Agreement with GenoMetrix. (9)

       10.45  Research Agreement with Alcon Laboratories, Inc. (9)

       10.46 Fourth Modification and Ratification of Lease between the Company and Technology Buildings - 94 Limited, Lessor, (successor to The Woodlands Corporation) dated June 1, 1995, Promissory Note in favor of The Woodlands Corporation dated June 1, 1995, and Modification of Note and Lien dated May 31, 1995.(10)

      +10.47 Codevelopment and License Agreement between the Company and Santen Pharmaceutical Co., Ltd. dated December 29, 1995.

      *10.48 Severance Agreement between the Company and J. Russell Denson dated January 29, 1996. (8)

      *11     Calculation of Net Loss Per Share.

      *23     Consent of Arthur Andersen LLP.

      *24 Powers of Attorney from certain directors of Houston Biotechnology Incorporated whose signatures are to be affixed to this Form 10-K for the year ended December 31, 1995.
- -----------------
       + Filed herewith. Confidential treatment has been requested with respect to portions of this Exhibit.

       *      Filed with the Form 10-K.

       (1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-56236), filed December 23, 1992.

       (2) Incorporated herein by reference to the Company's Registration Statement on Form S-1, Amendment No. 1 (Reg. No. 33-56236), filed February 26, 1993.

       (3) Incorporated herein by reference to the Company's Registration Statement on Form S-1, Amendment No. 1 (Reg. No. 33-56236), filed March 10, 1993.

       (4) Incorporated herein by reference to the Company's Registration Statement on Form S-1, Post Effective Amendment No. 2 (Reg. No. 33-56236), filed November 29, 1993.

       (5) Incorporated herein by reference to the Company's Registration Statement on Form S-1, Post Effective Amendment No. 1 (Reg. No. 33-56236), filed November 8, 1993.

       (6) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

       (7) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

       (8)    Management contract or compensatory plan or arrangement.

       (9) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

       (10) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.