Form 10-Q
period 1996-06-30
HOUSTON BIOTECHNOLOGY INC
filed 1996-08-14
CIK 812594

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                                   Yes [X]       No [ ]

The number of shares outstanding of the Registrant's Common Stock as of June 30, 1996, was 5,638,707 shares.

       -----------------------------------------------------------------

                       HOUSTON BIOTECHNOLOGY INCORPORATED

                                      INDEX


PART I  FINANCIAL INFORMATION


               ITEM 1 -   Financial Statements...............................  3

               ITEM 2 -   Management's Discussion and Analysis of
                              Financial Condition and Results of Operations..  9


PART II        OTHER INFORMATION


               ITEM 6 -   Exhibits and Reports on Form 8-K................... 11



SIGNATURE      .............................................................. 12

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

                             HOUSTON BIOTECHNOLOGY INCORPORATED
                                        BALANCE SHEETS

                                                                                              (Unaudited)
                                                                                                 June 30,             December 31,
                                                                                                   1996                 1995
                                                                                                ------------           ------------
                                            ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ......................................................          $    347,356           $    572,058
      Prepaid and other assets .......................................................                44,000                 67,492
                                                                                                ------------           ------------
         Total current assets ........................................................               391,356                639,550

FIXED ASSETS, net of accumulated depreciation of
      $2,256,789 and $2,165,254, respectively ........................................               365,988                457,523

OTHER ASSETS, net of accumulated amortization of
      $63,073 and  $62,146, respectively .............................................                12,562                 13,489
                                                                                                ------------           ------------

         Total assets ................................................................          $    769,906           $  1,110,562
                                                                                                ============           ============


                           LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
      Accounts payable and accrued liabilities .......................................          $    665,580           $    843,717
      Deferred license and development revenue .......................................               375,000                   --
      Current portion of long-term debt
         and capital lease obligations ...............................................                94,303                255,538
                                                                                                ------------           ------------
         Total current liabilities ...................................................             1,134,883              1,099,255

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS .........................................               231,382                140,423

STOCKHOLDERS' INVESTMENT (DEFICIT):
      Common stock, $0.01 par, 40,000,000 shares authorized,
         5,638,707 shares issued and outstanding .....................................                56,387                 56,387
      Warrants to purchase 4,521,558 shares of common stock ..........................             3,795,725              3,795,725
      Additional paid-in capital .....................................................            21,847,646             21,847,646
      Accumulated deficit ............................................................           (26,296,117)           (25,828,874)
                                                                                                ------------           ------------
         Total stockholders' investment (deficit) ....................................              (596,359)              (129,116)
                                                                                                ------------           ------------
         Total liabilities and stockholders' investment ..............................          $    769,906           $  1,110,562
                                                                                                ============           ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              HOUSTON BIOTECHNOLOGY INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended June 30             Six Months Ended June 30
                                                               ------------------------------        -------------------------------
                                                                  1996              1995                 1996              1995
                                                               -----------        -----------        -----------        -----------
REVENUES:
    License and development revenue ....................       $   300,000        $      --          $   600,000        $      --
    Grant and other revenue ............................            19,785             16,909             46,881             43,352
    Investment income ..................................             6,390              6,601             12,698             17,940
                                                               -----------        -----------        -----------        -----------
        Total revenues .................................           326,175             23,510            659,579             61,292


EXPENSES:
    Research and development ...........................           402,695            495,659            779,540          1,128,052
    General, administrative, and other .................           173,243            201,516            347,282            452,599
                                                               -----------        -----------        -----------        -----------
       Total costs and expenses ........................           575,938            697,175          1,126,822          1,580,651
                                                               -----------        -----------        -----------        -----------

Net loss ...............................................       $  (249,763)       $  (673,665)       $  (467,243)       $(1,519,359)
                                                               ===========        ===========        ===========        ===========

Net loss per common share ..............................       $     (0.04)       $     (0.12)       $     (0.08)       $     (0.27)
                                                               ===========        ===========        ===========        ===========

Weighted average shares used in
    computing net loss per share .......................         5,638,707          5,638,707          5,638,707          5,638,707
                                                               ===========        ===========        ===========        ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       HOUSTON BIOTECHNOLOGY INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Six months ended June 30,
                                                                                                   ---------------------------------
                                                                                                    1996                  1995
                                                                                                  ---------             -----------
Cash flows provided (used) by operating activities:
      Net loss .......................................................................            $(467,243)            $(1,519,359)
      Adjustments to reconcile net loss to net cash
           provided (used) by operating activities:
           Depreciation and amortization .............................................               92,462                 130,758
           Writedown of capitalized construction costs ...............................                 --                    34,865
           Other .....................................................................                 --                     7,247

      (Increase) decrease in operating assets:
           Other current assets ......................................................               23,491                  13,782
           Other assets ..............................................................                 --                       500
      Increase (decrease) in operating liabilities:
           Accounts payable and accrued liabilities ..................................             (178,136)                 42,246
           Deferred license and development revenue ..................................              375,000                    --
                                                                                                  ---------             -----------
                 Cash provided (used) by operating activities ........................             (154,426)             (1,289,961)


Cash flows provided (used) by investing activities:
      Purchases of fixed assets ......................................................                 --                    (3,500)

Cash flows provided (used) by financing activities:
      Payments on debt and capital lease obligations .................................              (70,276)                (31,147)
                                                                                                  ---------             -----------
Increase (decrease) in cash and cash equivalents .....................................             (224,702)             (1,324,608)
Cash and cash equivalents at beginning of period .....................................              572,058               2,238,272
                                                                                                  ---------             -----------
Cash and cash equivalents at end of period ...........................................            $ 347,356             $   913,664
                                                                                                  =========             ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                      -6-
                       HOUSTON BIOTECHNOLOGY INCORPORATED
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

(1)     ORGANIZATION
        The accompanying financial statements and related notes should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1995 of Houston Biotechnology Incorporated ("HBI" or the "Company"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management of the Company, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly such information. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

(2) FINANCIAL CONDITION
        The Company is engaged in research and development activities in biotechnology, which involve a high degree of uncertainty and risk. Risks include, but are not limited to, the following: the need for additional funding, the early stage of development of the Company's products, the possibility of competition and technological changes, uncertainties in the regulatory process, uncertainties regarding product pricing and reimbursement, reliance on corporate partners for funding, dependence on licenses, patents and know-how, possible product liability and reliance on key personnel. The Company has not generated any revenues from product sales and there is no assurance of any such revenues in the future. HBI has experienced significant negative cash flow and incurred accumulated losses of $26,296,117 through June 30, 1996, and must access additional sources of financing.

        Payments from Santen Pharmaceutical Co., Ltd. ("Santen") (see Note 3) are currently funding the Company's activities, but HBI will need to secure additional funding by the end of the third quarter 1996 to continue operations. The Company recently has engaged an investment banker and is currently working on a best efforts offering of equity securities. There can be no assurance however that the Company will be able to raise funds in a timely manner.

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

(3) RESEARCH AND LICENSE AGREEMENTS
        Effective December 29, 1995, HBI and Santen entered into a Codevelopment and License Agreement (the "Santen License") covering the marketing in Japan of the 4197X-RA Immunotoxin. To maintain exclusive marketing rights, Santen is required to provide $7,750,000 over six years to support HBI's development of the Immunotoxin. HBI received $250,000 in November 1995 from Santen under an Option Agreement related to the Santen License, and the payment schedule for the $7,750,000 is as follows: $750,000 in five installments through April 1996; $250,000 quarterly for 1996 through 2001, and $1 million within 60 days of delivery of an interim report on the Refined Product Safety Study or within 30 days of enrollment of the first patient in U.S. Phase III trials. At Santen's option, Santen may elect not to make any payment, but in such event, the license may be made non-exclusive or terminated by HBI. Santen is obligated to seek regulatory approval for the product in Japan and is responsible for the development cost associated with these efforts. Upon the commencement of commercial sales by Santen in Japan, Santen will pay HBI earned royalties based on net sales. Commencing six months after approval of the Immunotoxin by Japanese regulatory authorities, Santen is required to pay minimum royalties. HBI retains all manufacturing rights and Santen is required to purchase the Immunotoxin from HBI. Amounts paid by Santen to HBI, except those amounts related to the purchase of the Immunotoxin, are subject to a 10% withholding tax imposed by the Japanese government. HBI receives U.S. income tax credits equal to the amounts withheld, but HBI is not currently able to utilize such credits.

                       HOUSTON BIOTECHNOLOGY INCORPORATED

       -----------------------------------------------------------------

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

PRODUCT DEVELOPMENT

        Development of biopharmaceutical products involves a high degree of risk and uncertainty and requires a large investment of cash and technical resources before commercialization. The Company's realization of its investment in its research and development efforts will not occur unless and until regulatory approval to market is obtained and profits are generated at a future date. The FDA requires compliance with strict regulatory procedures before it will grant approval for a pharmaceutical product to be marketed in the United States. These regulatory procedures require, among other things: (i) preclinical development and filing an IND with the FDA, (ii) Phase I human clinical trials to test safety, which normally take from one to three years, (iii) Phase II and III human clinical trials to confirm the results of Phase I safety studies, prove efficacy and observe any low-incidence adverse effects, which normally take from two to three years each, and (iv) filing a PLA with the FDA containing the results of the human clinical trials for review and approval by the FDA, a process which normally takes approximately one to two years. The time required to comply with the regulatory procedures normally is longer for treatments addressing slowly developing diseases, such as secondary cataract. There is no assurance that FDA approval of the 4197X-RA Immunotoxin or any product candidate can be obtained within these time frames, if at all.

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

LIQUIDITY AND CAPITAL RESOURCES
        The Company's cash and cash equivalents were $347,356 as of June 30, 1996, a decrease of $224,702 from $572,058 as of December 31, 1995. The principal factors affecting the change in cash for the six months ended June 30, 1996 were the operating expenses (net of depreciation and amortization) of $1,034,360, the reduction in accounts payable and accrued liabilities of $178,136 and the net payments by Santen of $975,000. All of the Company's cash equivalents and short-term investments are invested in United States government securities, high-grade corporate investments, commercial paper and bankers acceptances.

        Payments from Santen are currently funding the Company's activities, but HBI will need to secure additional funding by the end of the third quarter 1996 to continue operations. The Company recently has engaged an investment banker and is currently working on a best efforts offering of equity securities. There can be no assurance however that the Company will be able to raise funds in a timely manner.

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

RESULTS OF OPERATIONS
        HBI had a net loss of $467,243 for the six months ended June 30, 1996 compared to a net loss of $1,519,359 for the same period in 1995. Revenues from operations for the six months ended June 30, 1996 were $659,579 compared to $61,292 generated in the same period in 1995. Santen made net payments of $975,000 during the six months ended June 30, 1996, of which $600,000 was recognized as revenue and $375,000 was deferred. Expenses from operations for the six months ended June 30, 1996 were $1,126,822 as compared to $1,580,651 incurred in the same period in 1995, a decrease of 29%. In general, the decrease in expenses was due to ongoing cost containment efforts. More specifically, the decrease in research and development expenses was due primarily to reduced employment and reduced utilization of consultants and contractors in connection with clinical studies. The decrease in general and administrative expenses was due primarily to reduced utilization of legal and professional services.

ITEM 3 -   NOT APPLICABLE.

ITEM 4 -   NOT APPLICABLE.

ITEM 5 -   NOT APPLICABLE.

                           PART II - OTHER INFORMATION


ITEM       6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) No exhibits are filed with this report.

(b) No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacity and on the date indicated.




                                     HOUSTON BIOTECHNOLOGY INCORPORATED


Dated:  August  13  , 1996    By:    /s/ J. RUSSELL DENSON
                                     J. Russell Denson
                                     President and Chief Executive Officer
                                     (Principal executive and financial officer)