Form 10-Q
period 1996-09-30
HOUSTON BIOTECHNOLOGY INC
filed 1996-11-14
CIK 812594

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
================================================================================
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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

                                   Yes [X]    No  [ ]


       The number of shares outstanding of the Registrant's Common Stock as of September 30, 1996, was 5,638,707 shares.

================================================================================

                       HOUSTON BIOTECHNOLOGY INCORPORATED

                                      INDEX


PART I  FINANCIAL INFORMATION


               ITEM 1 -   Financial Statements................................3

               ITEM 2 -   Management's Discussion and Analysis of
                              Financial Condition and Results of Operations...9


PART II        OTHER INFORMATION


               ITEM 6 -   Exhibits and Reports on Form 8-K....................11


SIGNATURE      ...............................................................12

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

                       HOUSTON BIOTECHNOLOGY INCORPORATED
                                 BALANCE SHEETS

                                                                  (Unaudited)
                                                                  September 30,      December 31,
                                                                      1996              1995
                                                                  ------------       ------------
                    ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ............................      $    163,674       $    572,058
      Prepaid and other assets .............................            56,819             67,492
                                                                  ------------       ------------
        Total current assets ...............................           220,493            639,550

FIXED ASSETS, net of accumulated depreciation of
      $2,298,632 and $2,165,254, respectively ..............           324,145            457,523

OTHER ASSETS, net of accumulated amortization of
      $63,521 and  $62,146, respectively ...................            12,113             13,489
                                                                  ------------       ------------
        Total assets .......................................      $    556,751       $  1,110,562
                                                                  ============       ============
   LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
      Accounts payable and accrued liabilities .............      $    750,739       $    843,717
      Deferred license and development revenue .............           275,000               --
      Current portion of long-term debt
        and capital lease obligations ......................            83,034            255,538
                                                                  ------------       ------------
        Total current liabilities ..........................         1,108,773          1,099,255

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS ...............           210,289            140,423

STOCKHOLDERS' INVESTMENT (DEFICIT):
      Common stock, $0.01 par, 40,000,000 shares authorized,
        5,638,707 shares issued and outstanding ............            56,387             56,387
      Warrants to purchase 4,521,558 shares of common stock          3,795,725          3,795,725
      Additional paid-in capital ...........................        21,847,646         21,847,646
      Accumulated deficit ..................................       (26,462,069)       (25,828,874)
                                                                  ------------       ------------
        Total stockholders' investment (deficit) ...........          (762,311)          (129,116)
                                                                  ------------       ------------
        Total liabilities and stockholders' investment .....      $    556,751       $  1,110,562
                                                                  ============       ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       HOUSTON BIOTECHNOLOGY INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months Ended September 30  Nine Months Ended September 30
                                          ---------------------------     ---------------------------
                                             1996            1995            1996            1995
                                          -----------     -----------     -----------     -----------
REVENUES:
    License and development revenue ..    $   275,000     $    ---        $   925,000     $     ---
    Grant and other revenue ..........         22,132           7,491          69,013          25,431
    Investment income ................          2,830           9,549          15,528          52,901
                                          -----------     -----------     -----------     -----------
       Total revenues ................        299,962          17,040       1,009,541          78,332

EXPENSES:
    Research and development .........        400,217         484,866       1,179,757       1,612,918
    General, administrative, and other        119,070         141,497         462,977         594,096
                                          -----------     -----------     -----------     -----------
      Total costs and expenses .......        519,287         626,363       1,642,734       2,207,014
                                          -----------     -----------     -----------     -----------
Net loss .............................    $  (219,325)    $  (609,323)    $  (633,193)    $(2,128,682)
                                          ===========     ===========     ===========     ===========
Net loss per common share ............    $     (0.04)    $     (0.11)    $     (0.11)    $     (0.38)
                                          ===========     ===========     ===========     ===========
Weighted average shares used in
    computing net loss per share .....      5,638,707       5,638,707       5,638,707       5,638,707
                                          ===========     ===========     ===========     ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       HOUSTON BIOTECHNOLOGY INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Nine months ended September 30,
                                                       ----------------------------
                                                           1996           1995
                                                         ---------     -----------
Cash flows provided (used) by operating activities:

      Net loss ......................................    $(633,193)    $(2,128,682)
      Adjustments to reconcile net loss to net cash
          provided (used) by operating activities:
          Depreciation and amortization .............      134,753         185,671
          Writedown of capitalized construction costs         --            52,297
          Other .....................................         --           (11,527)

      (Increase) decrease in operating assets:
          Other current assets ......................       10,673          28,369
          Other assets ..............................         --             4,346
      Increase (decrease) in operating liabilities:
          Accounts payable and accrued liabilities ..      (92,979)        137,303
          Deferred license and development revenue ..      275,000            --
                                                         ---------     -----------
              Cash provided (used) by operating
                activities ..........................     (305,746)     (1,732,223)

Cash flows provided (used) by investing activities:
      Purchases of fixed assets .....................         --            (8,237)

Cash flows provided (used) by financing activities:
      Payments on debt and capital lease obligations      (102,638)        (49,363)
      Proceeds from new debt ........................       91,891
                                                         ---------     -----------
          Cash provided (used) by financing
            activities ..............................     (102,638)         42,528
                                                         ---------     -----------
Increase (decrease) in cash and cash equivalents ....     (408,384)     (1,697,932)
Cash and cash equivalents at beginning of period ....      572,058       2,238,272
                                                         ---------     -----------
Cash and cash equivalents at end of period ..........    $ 163,674     $   540,340
                                                         =========     ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       HOUSTON BIOTECHNOLOGY INCORPORATED
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

(1)     ORGANIZATION

        The accompanying financial statements and related notes should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1995 of Houston Biotechnology Incorporated ("HBI" or the "Company"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management of the Company, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly such information. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

(2) FINANCIAL CONDITION

        The Company is engaged in research and development activities in biotechnology, which involve a high degree of uncertainty and risk. Risks include, but are not limited to, the following: the need for additional funding, the early stage of development of the Company's products, the possibility of competition and technological changes, uncertainties in the regulatory process, uncertainties regarding product pricing and reimbursement, reliance on corporate partners for funding, dependence on licenses, patents and know-how, possible product liability and reliance on key personnel. The Company has not generated any revenues from product sales and there is no assurance of any such revenues in the future. HBI has experienced significant negative cash flow and incurred accumulated losses of $26,462,069 through September 30, 1996, and must access additional sources of financing.

        Payments from Santen Pharmaceutical Co., Ltd. ("Santen") (see Note 3) have been the principal source of funding of the Company's activities in 1996, and recently, the Company has deferred payment to certain vendors. Such deferrals may constitute default under certain vendor contracts, but the Company has not received any notices of defaults and vendors are continuing to provide goods and services to the Company. However, the Company must secure additional funding by mid-December 1996 to continue operations. As previously reported, the Company has engaged an investment banker and is working on a best efforts offering of equity securities. There can be no assurance that the Company will be able to raise funds in a timely manner.

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

                      HOUSTON BIOTECHNOLOGY INCORPORATED

-------------------------------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and cash equivalents were $163,674 as of September 30, 1996, a decrease of $408,384 from $572,058 as of December 31, 1995. The principal factors affecting the change in cash for the nine months ended September 30, 1996 were the operating expenses (net of depreciation and amortization) of $1,507,981, the reduction in accounts payable and accrued liabilities of $92,979 and the net payments by Santen of $1,200,000. All of the Company's cash equivalents and short-term investments are invested in United States government securities, high-grade corporate investments, commercial paper and bankers acceptances.

        Payments from Santen have been the principal source of funding of the Company's activities in 1996, and recently, the Company has deferred payment to certain vendors. Such deferrals may constitute default under certain vendor contracts, but the Company has not received any notices of defaults and vendors are continuing to provide goods and services to the Company. However, the Company must secure additional funding by mid-December 1996 to continue operations. As previously reported, the Company has engaged an investment banker and is working on a best efforts offering of equity securities. There can be no assurance that the Company will be able to raise funds in a timely manner.

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

RESULTS OF OPERATIONS

        HBI had a net loss of $633,193 for the nine months ended September 30, 1996 compared to a net loss of $2,128,682 for the same period in 1995. Revenues from operations for the nine months ended September 30, 1996 were $1,009,541 compared to $78,332 generated in the same period in 1995. Santen made net payments of $1,200,000 during the nine months ended September 30, 1996, of which $925,000 was recognized as revenue and $275,000 was deferred. Expenses from operations for the nine months ended September 30, 1996 were $1,642,734 as compared to $2,207,014 incurred in the same period in 1995, a decrease of 26%. In general, the decrease in expenses was due to ongoing cost containment efforts. More specifically, the decrease in research and development expenses was due primarily to reduced employment and reduced utilization of consultants and contractors in connection with clinical studies. The decrease in general and administrative expenses was due primarily to reduced utilization of legal and professional services.

CAUTIONARY DISCLOSURES

        Item 2 of this document includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations include general economic, business and market conditions, development and operating costs, changes in the regulatory framework and the factors that are disclosed in conjunction with the forward looking statements included herein and in the Company's most recent 10-K filed with the Securities and Exchange Commission ("Cautionary Disclosures"). Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

                           PART II - OTHER INFORMATION


ITEM       6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a) No exhibits are filed with this report.

           (b) No reports on Form 8-K were filed during the three months ended September 30, 1996.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacity and on the date indicated.




                                    HOUSTON BIOTECHNOLOGY INCORPORATED
Dated:  November 13, 1996     By:/s/J. RUSSELL DENSON
                                    J. Russell Denson
                                    President and Chief Executive Officer
                                    (Principal executive and financial officer)